Form 10QSB
period 2004-03-31
SCAPPLE INC
filed 2004-08-19
CIK 1252277

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                          Commission File No. 000-50337

                                  SCAPPLE INC.
        (Exact name of small business issuer as specified in its charter)

        New Jersey                                             98-0401805
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


      34A 2755 Lougheed Hwy #142, Port Coquitlam, British Columbia V3B 5Y9
                    (Address of Principal Executive Offices)

                                  (604) 649 8166
                           (Issuer's telephone number)


      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 16, 2004: 100,000 shares of common stock outstanding, $0.0001 par value.

                                  SCAPPLE, INC.
                              FINANCIAL STATEMENTS

                                      INDEX


Part I-- FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition

Part II-- OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature


Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the quarter ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                                   SCAPPLE, INC.


                              FINANCIAL STATEMENTS



                              AS OF MARCH 31, 2004


Scapple, Inc.
Financial Statements Table of Contents




FINANCIAL STATEMENTS                                                     Page #




         Balance Sheet                                                    F-1


         Statement of Operations and Retained Deficit                     F-2


         Statement of Stockholders Equity                                 F-3


         Cash Flow Statement                                              F-4


         Notes to the Financial Statements                                F-5

                                  SCAPPLE, INC.
                                  BALANCE SHEET
                   As of March 31, 2004 and December 31, 2003


                                     ASSETS
                                     ------

                                                                    March 31,            December 31,
CURRENT ASSETS                                                         2004                  2003


  Cash                                                              $    (0)               $    (0)
                                                                    -------                -------




                      TOTAL ASSETS                                  $    (0)               $    (0)
                                                                    =======                =======

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------

CURRENT LIABILITIES

  Accrued expenses                                                  $ 1,500                $ 1,250
                                                                    -------                -------

                      TOTAL LIABILITIES                               1,500                  1,250

STOCKHOLDER'S EQUITY

  Common Stock - par value $0.001;
    50,000,000 shares authorized;
    100,000 issued and outstanding                                      100                    100

  Additional paid in capital                                              0                      0

  Preferred Stock - Par value $0.001;
    1,000,000 shares authorized;
    none issued and outstanding                                           0                      0

  Accumulated Deficit                                                (1,600)                (1,350)
                                                                    -------                -------

  Total stockholder's equity                                         (1,500)                (1,250)
                                                                    -------                -------


      TOTAL LIABILITIES AND EQUITY                                  $    (0)               $    (0)
                                                                    =======                =======




   The accompanying notes are an integral part of these financial statements.





                                  SCAPPLE, INC.
                             STATEMENT OF OPERATIONS
                 For the three months ending March 31, 2004 and
              from inception (June 24, 2003) through March 31, 2004



                                                Three Months       From Inception to
                                               March 31, 2004        March 31, 2004

REVENUE

  Sales                                         $         0           $         0
  Cost of sales                                           0                     0
                                                ------------          ------------

GROSS PROFIT                                              0                     0

GENERAL AND ADMINISTRATIVE EXPENSES                     250                 1,600
                                                ------------          ------------

NET LOSS                                               (250)               (1,600)

ACCUMULATED DEFICIT, BEGINNING BALANCE               (1,350)                    0
                                                ------------          ------------

ACCUMULATED DEFICIT, ENDING BALANCE             $    (1,600)          $    (1,600)
                                                ============          ============


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                            (.01)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding                 100,000







   The accompanying notes are an integral part of these financial statements.

                                  SCAPPLE, INC.
                        STATEMENT OF STOCKHOLDER'S EQUITY
              From inception (June 24, 2003) through March 31, 2004


                                                  COMMON        ADDITIONAL      ACCUMULATED
                                   SHARES         STOCK          PAID IN         DEFICIT          TOTAL
                                 ---------      ---------       ----------      -----------     ----------
Stock issued on acceptance
Of incorporation expenses
June 24, 2003                     100,000        $    100        $      0       $      0        $    100

Net loss                           (1,350)         (1,350)
                                 --------        --------        --------       --------        --------

Total at December 31, 2003        100,000        $    100        $      0         (1,350)       $   (950)

Net loss                             (250)           (250)

                                 --------        --------        --------       --------        --------
Total at March 31, 2004           100,000        $    100        $      0       $ (1,600)       $ (1,500)
                                 ========        ========        ========       ========        ========







   The accompanying notes are an integral part of these financial statements.

                                  SCAPPLE, INC.
                             STATEMENT OF CASH FLOWS
                 For the three months ended March 31, 2004, and
             from inception (June 24, 2003) through March 31, 2004



CASH FLOWS FROM OPERATING ACTIVITIES                         March 31, 2004   From Inception


             Net income (loss)                                 $  (250)          $(1,600)

             Increases (Decrease) in accrued expenses              250             1,500
                                                               --------          --------

NET CASH PROVIDED OR (USED) IN OPERATIONS                           (0)             (100)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                         0                 0

CASH FLOWS FROM FINANCING ACTIVITIES

        Stock issued on incorporation expenses                       0               100

CASH RECONCILIATION

        Net increase (decrease) in cash                              0                 0
        Beginning cash balance                                       0                 0
                                                               --------          --------

CASH BALANCE AT END OF PERIOD                                  $     0           $     0
                                                               ========          ========













   The accompanying notes are an integral part of these financial statements.

                                  SCAPPLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
================================================================================

1.   Summary of significant accounting policies:
     ------------------------------------------

Industry - Scapple, Inc. (the Company), a Company incorporated in the state of
--------
New Jersey as of June 24, 2003, plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock- for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

Results of Operations and Ongoing Entity - The Company is considered to be an
----------------------------------------
ongoing entity. The Company's shareholders fund any shortfalls in The Company's cash flow on a day to day basis during the time period that The Company is in the development stage.

Liquidity and Capital Resources - In addition to the stockholder funding capital
-------------------------------
shortfalls; The Company anticipates interested investors that intend to fund the Company's growth once a business is located.

Cash and Cash Equivalents - The Company considers cash on hand and amounts on
-------------------------
deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting - The Company's financial statements are prepared in
-------------------
accordance with generally accepted accounting principles.

Income Taxes - The Company utilizes the asset and liability method to measure
------------
and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, The Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

                                  SCAPPLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
================================================================================

Fair Value of Financial Instruments - The Company's financial instruments may
-----------------------------------
include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to The Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

Concentrations of Credit Risk - Financial instruments which potentially expose
-----------------------------
The Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions. At this time The Company has no deposits that are at risk.

2.   Related Party Transactions and Going Concern:
     --------------------------------------------

The Company's financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At this time The Company has not identified the business that it wishes to engage in.

The Company's shareholders fund The Company's activities while The Company takes steps to locate and negotiate with a business entity for combination; however, there can be no assurance these activities will be successful.

3.   Accounts Receivable and Customer Deposits:
     -----------------------------------------

Accounts receivable and Customer deposits do not exist at this time and therefore have no allowances accounted for or disclosures made.

4.   Use of Estimates:
     ----------------

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Management has no reason to make estimates at this time.

5.   Revenue and Cost Recognition:
     ----------------------------

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement reporting.

6.   Accrued Expenses:
     ----------------

Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

7.   Operating Lease Agreements:
     --------------------------

The Company has no agreements at this time.

                                  SCAPPLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
================================================================================


8.   Stockholder's Equity:
     --------------------

Common Stock includes 50,000,000 shares authorized at a par value of $0.001, of which 100,000 have been issued for the amount of $100 on September 19, 2003 in acceptance of the incorporation expenses for the Company.

9.   Required Cash Flow Disclosure for Interest and Taxes Paid:
     ---------------------------------------------------------

The company has paid no amounts for federal income taxes and interest. The Company issued 100,000 common shares of stock to its sole shareholder in acceptance of the incorporation expenses for the Company.

10.  Earnings Per Share:
     ------------------

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.

11.  Income Tax:
     ----------

The Company had a net operating loss carry-forward of $1,300 which will expire for tax purposes as a tax benefit during the year of 2024. The carry-forward has been fully reserved for in an allowance account and therefore does not appear on the Balance Sheet as an asset.

12.  Subsequent Event:
     ----------------

Subsequent to the balance sheet date, the Company had a change in control whereby the majority shareholder has sold their shares in the Company.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
--------------------------------------------------------------------------------

Plan of Operation
-----------------

We are continuing our efforts to locate a merger candidate for the purpose of a merger. It is possible that we will be successful in locating such a merger candidate and closing such merger. However, if we cannot effect a non-cash acquisition, we may have to raise funds from a private offering of our securities under Rule 506 of Regulation D. There is no assurance we will obtain any such equity funding.

Results of Operation
--------------------

We did not have any operating income from inception (June 24, 2003) through March 31, 2004. We recognized a net loss of $1,600. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At March 31, 2004, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

The Company and or shareholders will supervise the search for target companies as potential candidates for a business combination. The Company and or shareholders may pay as their own expenses any costs incurred in supervising the search for a target company. The Company and or shareholders may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

        (a)  Exhibits

             31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

             32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

        (b)  Reports on Form 8-K

             None



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                        SCAPPLE, INC.



Date:   August 19, 2004                 /s/ David Feurborn
                                        --------------------------------
                                        David Feurborn
                                        President