Form 10QSB
period 2004-06-30
SCAPPLE INC
filed 2004-08-19
CIK 1252277

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the quarter ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                                   SCAPPLE, INC.


                              FINANCIAL STATEMENTS



                              AS OF JUNE 30, 2004


Scapple, Inc.
Financial Statements Table of Contents




FINANCIAL STATEMENTS                                                     Page #




         Balance Sheet                                                      F-1


         Statement of Operations and Retained Deficit                       F-2


         Statement of Stockholders Equity                                   F-3


         Cash Flow Statement                                                F-4


         Notes to the Financial Statements                                  F-5

                                  SCAPPLE, INC.
                                  BALANCE SHEET
                    As of June 30, 2004 and December 31, 2003


                                     ASSETS
                                     ------

                                                                    June 30,            December 31,
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
                                                                    =======                =======

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------

CURRENT LIABILITIES

  Accrued expenses                                                  $ 1,750                $ 1,250
                                                                    -------                -------

                      TOTAL LIABILITIES                               1,750                  1,250

STOCKHOLDER'S EQUITY

  Common Stock - par value $0.001;
    50,000,000 shares authorized;
    100,000 issued and outstanding                                      100                    100

  Additional paid in capital                                              0                      0

  Accumulated Deficit                                                (1,850)                (1,350)
                                                                    -------                -------

  Total stockholder's equity                                         (1,750)                (1,350)
                                                                    -------                -------


      TOTAL LIABILITIES AND EQUITY                                  $    (0)               $    (0)
                                                                    =======                =======




   The accompanying notes are an integral part of these financial statements.

                                  SCAPPLE, INC.
                             STATEMENT OF OPERATIONS
   For the six months ended June 30, 2004, the seven days ending June 30, 2003 and from inception (June 24, 2003) through June 30, 2004



                                             Six Months         Seven Days    From Inception to
                                           June 30, 2004       June 30, 2003    June 30, 2004

REVENUE

  Sales                                         $     0           $     0           $     0
  Cost of sales                                       0                 0                 0
                                                -------           -------           -------

GROSS PROFIT                                          0                 0                 0

GENERAL AND ADMINISTRATIVE EXPENSES                 500               600             1,850
                                                -------           -------           -------

NET LOSS                                           (500)             (600)           (1,850)

ACCUMULATED DEFICIT, BEGINNING BALANCE           (1,350)                0                 0
                                                -------           -------           -------

ACCUMULATED DEFICIT, ENDING BALANCE             $(1,850)          $  (600)          $(1,850)
                                                =======           =======           =======


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                        (.01)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding             100,000







   The accompanying notes are an integral part of these financial statements.


                                  SCAPPLE, INC.
                             STATEMENT OF OPERATIONS
                  For the three months ended June 30, 2004 and
                       the seven days ending June 30, 2003




                                            Three Months       Seven Days
                                           June 30, 2004     June 30, 2003
REVENUE

  Sales                                         $     0           $     0
  Cost of sales                                       0                 0
                                                -------           -------

GROSS PROFIT                                          0                 0

GENERAL AND ADMINISTRATIVE EXPENSES                 250               600
                                                -------           -------

NET LOSS                                        $  (250)          $  (600)
                                                =======           =======



   The accompanying notes are an integral part of these financial statements.

                                  SCAPPLE, INC.
                        STATEMENT OF STOCKHOLDER'S EQUITY
              From inception (June 24, 2003) through June 30, 2004

                                                       COMMON            ADDITIONAL       ACCUMULATED
                                     SHARES            STOCK             PAID IN           DEFICIT               TOTAL
                                   ---------          ---------         ----------        -----------         ----------
Stock issued on acceptance
Of incorporation expenses
June 24, 2003                        100,000           $    100           $      0          $      0           $    100

Net loss                                                                                      (1,350)            (1,350)
                                    --------           --------           --------          --------           --------

Total at December 31, 2003           100,000           $    100           $      0            (1,350)          $ (1,250)

Net loss                                                                                        (500)              (500)
                                    --------           --------           --------          --------           --------

Total at June 30, 2004               100,000           $    100           $      0          $ (1,850)          $ (1,750)
                                    ========           ========           ========          ========           ========







   The accompanying notes are an integral part of these financial statements.

                                  SCAPPLE, INC.
                             STATEMENT OF OPERATIONS
                     For the six months ended June 30, 2004,
                    the seven days ending June 30, 2003 and
              from inception (June 24, 2003) through June 30, 2004



                                                       Six Months         Seven Days    From Inception to
                                                      June 30, 2004     June 30, 2003    June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES


        Net income (loss)                               $  (500)          $  (600)          $(1,850)

        Increases (Decrease) in accrued exp                 500               500             1,750
                                                        -------           -------           -------

NET CASH PROVIDED OR (USED) IN OPERATIONS                    (0)             (100)             (100)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                  0                 0                 0

CASH FLOWS FROM FINANCING ACTIVITIES

        Stock issued on incorporation expenses                0               100               100

CASH RECONCILIATION

        Net increase (decrease) in cash                       0                 0                 0
        Beginning cash balance                                0                 0                 0
                                                        -------           -------           -------

CASH BALANCE AT END OF PERIOD                           $     0           $     0           $     0
                                                        =======           =======           =======













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

Results of Operation
--------------------

We did not have any operating income from inception (June 24, 2003) through June 30, 2004. We recognized a net loss of $1,850. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At June 30, 2004, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

The Company and or shareholders will supervise the search for target companies as potential candidates for a business combination. The Company and or shareholder may pay as their own expenses any costs incurred in supervising the search for a target company. The Company and or shareholders may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

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

                                        SCAPPLE, INC.



Date:   August 19, 2004                 /s/ David Feurborn
                                        --------------------------------
                                        David Feurborn
                                        Principal Executive Officer
                                        Principal Financial Officer