Form 10QSB
period 2003-09-30
SCAPPLE INC
filed 2004-09-14
CIK 1252277

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 14, 2004: 100,000 shares of common stock outstanding, $0.0001 par value.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the quarter ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.

                                  SCAPPLE, INC.


                              FINANCIAL STATEMENTS







                            AS OF SEPTEMBER 30, 2003


SCAPPLE, INC.
Financial Statements Table of Contents




FINANCIAL STATEMENTS                                                   Page #



         Balance Sheet                                                     1


         Statement of Operations and Retained Deficit                      2


         Statement of Stockholders Equity                                  3


         Cash Flow Statement                                               4


         Notes to the Financial Statements                               5-7


                                  SCAPPLE, INC.
                                  BALANCE SHEET
                            As of September 30, 2003


                                     ASSETS


CURRENT ASSETS                                                                 September 30, 2003

  Cash                                                                          $            (0)
                                                                                ---------------

                      TOTAL ASSETS                                              $            (0)
                                                                                ===============



                        LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

  Accrued expenses                                                              $           750


                      TOTAL LIABILITIES                                                     750

STOCKHOLDER'S EQUITY

  Common Stock - par value $0.001;
    50,000,000 shares authorized;
    100,000 issued and outstanding                                                          100

  Additional paid in capital                                                                  0

  Preferred Stock - Par value $0.001;
    1,000,000 shares authorized;
    none issued and outstanding                                                               0

  Accumulated Deficit                                                                      (850)
                                                                                ---------------

  Total stockholder's equity                                                               (750)
                                                                                ---------------


      TOTAL LIABILITIES AND EQUITY                                              $            (0)
                                                                                ===============






   The accompanying notes are an integral part of these financial statements.


                                  SCAPPLE, INC.
                             STATEMENT OF OPERATIONS
                For the three months ended September 30, 2003 and
            From inception (June 24, 2003) through September 30, 2003



                                                   Three Months Ended       From Inception to
                                                   September 30, 2003       September 30, 2003

REVENUE                    Sales                          $       0                $       0
                           Cost of sales                          0                        0

     GROSS PROFIT                                                 0                        0

     GENERAL AND ADMINISTRATIVE EXPENSES                        250                      850

     NET LOSS                                                  (250)                    (850)

     ACCUMULATED DEFICIT, BEGINNING BALANCE                       0                        0

     ACCUMULATED DEFICIT, ENDING BALANCE                  $    (250)               $    (850)
                                                          =========                =========


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                          (Less than .01)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding                     100,000




   The accompanying notes are an integral part of these financial statements.


                                  SCAPPLE, INC.
                        STATEMENT OF STOCKHOLDER'S EQUITY
            From inception (June 24, 2003)through September 30, 2003


                                      SHARES          COMMON STOCK      ACCUMULATED DEFICIT       TOTAL
                                   -------------      -------------     -------------------   ------------
Stock issued on acceptance
   Of incorporation expenses
   June 24, 2003                      100,000           $    100           $      0           $    100

Net loss                                 (850)              (850)
                                     --------           --------           --------           --------

Total at September 30, 2003           100,000           $    100           $   (850)          $   (750)
                                     ========           ========           ========           ========




   The accompanying notes are an integral part of these financial statements.


                                  SCAPPLE, INC.
                             STATEMENT OF CASH FLOWS
               For the three months ended September 30, 2003, and
            from inception (June 24, 2003) through September 30, 2003



CASH FLOWS FROM OPERATING ACTIVITIES                        September 30, 2003      From Inception

        Net income (loss)                                      $     (250)          $     (850)

             Increases (Decrease) in accrued expenses                 250                  750
                                                               ----------           ----------

NET CASH PROVIDED OR (USED) IN OPERATIONS                            (100)                (100)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                            0                    0

CASH FLOWS FROM FINANCING ACTIVITIES

        Stock issued on incorporation expenses                          0                  100


CASH RECONCILIATION

        Net increase (decrease) in cash                                 0                    0
        Beginning cash balance                                          0                    0
                                                               ----------           ----------

CASH BALANCE AT END OF PERIOD                                  $        0           $        0
                                                               ==========           ==========




   The accompanying notes are an integral part of these financial statements.

                                  SCAPPLE, INC.

--------------------------------------------------------------------------------

1.   Summary of significant accounting policies:
     -------------------------------------------

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

8.   Stockholder's Equity:
     --------------------

Common Stock includes 50,000,000 shares authorized at a par value of $0.001, of which 100,000 have been issued for the amount of $100 on June 24, 2003 in acceptance of the incorporation expenses for the Company. The Company has also authorized 1,000,000 shares of preferred stock at a par value of $0.001, none of which have been issued.

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

Results of Operation
--------------------

We did not have any operating income from inception (June 24, 2003) through September 30, 2003. From inception, we recognized a net loss of $850. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

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

                                        SCAPPLE, INC.



Date:   September 14, 2004              /s/ David Feurborn
                                        --------------------------------
                                        David Feurborn
                                        Principal Executive Officer
                                        Principal Financial Officer