Form 10KSB
period 2003-12-31
SCAPPLE INC
filed 2004-09-21
CIK 1252277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHNAGE ACT OF 1934

                            For the fiscal year Ended
                                December 31, 2003

                         Commission File Number 0-30311

                                  SCAPPLE INC.
             (Exact name of registrant as specified in its charter)

             New Jersey                                 98-0401805
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

                          34A 2755 Lougheed Hwy #142,
                    Port Coquitlam, British Columbia V3B 5Y9
               (Address of principal executive offices) (Zip Code)

                                 (604) 649 8166
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                          if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    [ ]    No   [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2003:    $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 21, 2004 was: $-0-

Number of shares of our common stock outstanding as of September 21, 2004 is:
                                    100,000

We do not have a Transfer Agent.

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

GENERAL

Scapple Inc. was incorporated on June 26, 2003 under the laws of the State of New Jersey to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and have no operations to date other than issuing shares to our original shareholder. Subsequent to such issuance, in October 2003, our original shareholder sold his shares to 2 individuals.

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under
Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company.

We have been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

PERCEIVED BENEFITS

There are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

     * the ability to use registered securities to make acquisitions of assets or businesses;

     *    increased visibility in the financial community;

     *    the facilitation of borrowing from financial institutions;

     *    improved trading efficiency;

     *    shareholder liquidity;

     *    greater ease in subsequently raising capital;

     * compensation of key employees through stock options for which there may be a market valuation;

     *    enhanced corporate image;

     *    a presence in the United States capital market.

POTENTIAL TARGET COMPANIES

A business entity, if any, which may be interested in a business combination with us may include the following:

     * a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

     * a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

     * a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

     * a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

     * a foreign company which may wish an initial entry into the United States securities market;

     * a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

     * a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the substitution by the target company of its own management and board of directors.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

ITEM 2.      DESCRIPTION OF PROPERTY

We have no properties and at this time have no agreements to acquire any properties. We currently uses the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3.      LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) MARKET PRICE. There is no trading market for our shares of common stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

(B) HOLDERS. There are two (2) holders of our common stock. The issued and outstanding shares of our common stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933.

(C) DIVIDENDS. We have not paid any dividends to date, and have no plans to do so in the immediate future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operation
--------------------

We did not have any operating income from inception (June 26, 2003) through December 31, 2003. From inception through December 31, 2003, we recognized a net loss of $1,350. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At December 31, 2003, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

David J. Feuerborn and Thomas Jennings will supervise the search for target companies as potential candidates for a business combination. David Feuerborn and Thomas Jennings will pay their own expenses and costs they incur in supervising the search for a target company. They may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants. David Feuerborn and Thomas Jennings control us and therefore have the authority to enter into any agreement binding us.

ITEM 7. FINANCIAL STATEMENTS


                                  SCAPPLE, INC.


                              FINANCIAL STATEMENTS







                             AS OF DECEMBER 31, 2003


SCAPPLE, INC.
Financial Statements Table of Contents




FINANCIAL STATEMENTS                                                     Page #



         Independent Auditors Report                                         1


         Balance Sheet                                                       2


         Statement of Operations and Retained Deficit                        3


         Statement of Stockholders Equity                                    4


         Cash Flow Statement                                                 5


         Notes to the Financial Statements                                 6-8

To The Board of Directors and Shareholders
Scapple Inc.

     We have audited the accompanying balance sheet of as of Scapple Inc. December 31, 2003, and the related statement of operations, equity and cash flows from inception (June 24, 2003) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scapple, Inc. as of December 31, 2003, and the results of its operations and its cash flows from inception (June 24, 2003) through December 31, 2003 in conformity with generally accepted accounting principles.




Gately & Associates, LLC
Altamonte Springs, FL
April 2, 2004

                                  SCAPPLE, INC.
                                  BALANCE SHEET
                             As of December 31, 2003


                                     ASSETS

CURRENT ASSETS                                                               December 31, 2003

  Cash                                                                          $         (0)
                                                                                ------------


                      TOTAL ASSETS                                              $         (0)
                                                                                ============


                        LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

  Accrued expenses                                                              $      1,250


                      TOTAL LIABILITIES                                                1,250

STOCKHOLDER'S EQUITY

  Common Stock - par value $0.001;
    50,000,000 shares authorized;
    100,000 issued and outstanding                                                       100

  Additional paid in capital                                                               0

  Preferred Stock - Par value $0.001;
    1,000,000 shares authorized;
    none issued and outstanding                                                            0

  Accumulated Deficit                                                                 (1,350)
                                                                                ------------

  Total stockholder's equity                                                          (1,250)
                                                                                ------------


      TOTAL LIABILITIES AND EQUITY                                              $         (0)
                                                                                ============






   The accompanying notes are an integral part of these financial statements.

                                  SCAPPLE, INC.
                             STATEMENT OF OPERATION
            From inception (June 24, 2003) through December 31, 2003


                                                    From Inception to
                                                    December 31, 2003

REVENUE                    Sales                          $       0
                           Cost of sales                          0

     GROSS PROFIT                                                 0

     GENERAL AND ADMINISTRATIVE EXPENSES                      1,350

     NET LOSS                                                (1,350)

     ACCUMULATED DEFICIT, BEGINNING BALANCE                       0

     ACCUMULATED DEFICIT, ENDING BALANCE                  $  (1,350)
                                                          =========


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                          (Less than .01)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding                     100,000




   The accompanying notes are an integral part of these financial statements.


                                  SCAPPLE, INC.
                        STATEMENT OF STOCKHOLDER'S EQUITY
             From inception (June 24, 2003)through December 31, 2003



                                     SHARES         COMMON STOCK     ACCUMULATED DEFICIT        TOTAL
                                  ------------      -------------     -----------------     ------------
Stock issued on acceptance
   Of incorporation expenses
   June 24, 2003                     100,000           $    100           $      0           $    100

Net loss                              (1,350)            (1,350)
                                    --------           --------           --------           --------

Total at December 31, 2003           100,000           $    100           $ (1,350)          $ (1,250)
                                    ========           ========           ========           ========




   The accompanying notes are an integral part of these financial statements.

                                  SCAPPLE, INC.
                             STATEMENT OF CASH FLOWS
            From inception (June 24, 2003) through December 31, 2003



CASH FLOWS FROM OPERATING ACTIVITIES                          From Inception

        Net income (loss)                                      $     (1,350)
                                                               ------------

             Increases (Decrease) in accrued expenses                 1,250
                                                               ------------

NET CASH PROVIDED OR (USED) IN OPERATIONS                              (100)

CASH FLOWS FROM INVESTING ACTIVITIES

        None

CASH FLOWS FROM FINANCING ACTIVITIES

        Stock issued on incorporation expenses                          100

CASH RECONCILIATION

        Net increase (decrease) in cash                                   0
        Beginning cash balance                                            0
                                                               ------------

CASH BALANCE AT END OF PERIOD                                  $          0
                                                               ============



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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Gately & Associates, LLC, CPAs, independent certified public accountants. We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the "Evaluation Date"). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have two Directors and Officers as follows:

Name                                    Age   Positions and Offices Held
----                                    ---   --------------------------

David J. Feuerborn                      44    Chairman of the Board CEO and
                                              Treasurer

Thomas Jennings                         48    Secretary

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

Set forth below are the names of our directors and officers, all positions and offices, the period during which they have served as such, and the business experience during at least the last five years:

David J. Feuerborn
Birthdate: 7/20/60

Education:
1978 Camarillo H.S., Camarillo, California
1984 Ventura Moorpark College, Audio Engineering

Experience:  1992 - Present:

Mr. Feuerborn is the Founder and CEO of Natural Resource Recyclers, Inc., a hazardous hydrocarbon waste environmental cleanup company. His duties have entailed all aspects of research and development for a series of nontoxic formulations designed to remove harmful hydrocarbon waste. Mr. Feuerborn oversees product development and implementation as well as design of new delivery and recovery systems.

Work experience has been ongoing since 1992 in Villa Hermosa, Mexico with the cleanup and recovery of oil sludge ponds and water purification.

Thomas R. Jennings
Birthdate: 3/31/56

Education: Los Alamitos H.S., Orange, California
Licenses: A, B and Hazardous Waste Removal, Asbestos Classifications, Chemical and Environmental Fire Suppression

1982 - Present:

Founder of Jennco Environmental Construction Inc., an environmental remediation and general contracting construction company. His duties have been to oversee and perform the redemption and removal of hazardous substances in compliance with OSHA 29 CFR 1910.120 from an administrative and functional standpoint.

Work experience includes the recovery of hazardous hydrocarbon from soil and condemned underground fuel storage tanks at numerous jobsites in the Southern California area.

1992 - Present:

Mr. Jennings is Founder and President of Natural Resource Recyclers, Inc. a hazardous hydrocarbon waste environmental cleanup company. His duties include the operational employment of the nontoxic formulations in extracting hazardous toxic hydrocarbon waste form oil storage tanks and contaminated land sites.

Work experience has been ongoing since 1992 in Villa Hermosa, Mexico with the cleanup and recovery of oil sludge ponds and water purification. Additional worksites have been in the southern California area with the employment of the nontoxic formulations in hazardous toxic hydrocarbon waste cleanup.

                                      III-1

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

To date, we have not filed Form 5's for our fiscal year ended December 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION

Our officer's and director do not receive any compensation for their services rendered to us, have not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. However, our sole officer and director anticipates receiving benefits as our beneficial shareholder and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of              Amount of                    Percentage
Beneficial Owner                 Beneficial Ownership         of Class
----------------                 --------------------         --------

David J. Feuerborn                 50,000                        50%
355 Lantana, Suite 115
Camarillo, California  93010

Thomas Jennings                    50,000                        50%
355 Lantana, Suite 115
Camarillo, California  93010

All Executive Officers
and Directors as a Group          100,000                       100%
(2 Persons)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We have issued a total of 100,000 shares of our common stock to the following persons for a total of $100 in cash:

Name                         Number of Total Shares       Consideration
----                         ----------------------       -------------
Kent MacKay                  100,000                      $100

With respect to the sales made to Kent MacKay, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Such security holders cannot rely on Rule 144 for resale transactions and therefore can only be resold through Registration under the Securities Act.

In October 2003, Mr. MacKay sold all his shares to Messrs. Feurborn and Jennings, whereby each purchased 50,000 shares.

                                      III-2

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)The following documents are filed as part of this report:

     1. Financial statements; see index to financial statements and schedules in Item 7 herein.

     2 Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

     3.   Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report.

EXHIBIT   INDEX

     3.1  Articles of Incorporation (1)

     3.2  By-laws (1)

(1)  Filed with the original filing on July 10, 2003 (SEC File No. 000-50337)



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                     SCAPPLE, INC.


                     By:  /s/ David J. Feuerborn
                          --------------------------------
                              DAVID J. FEUERBORN



Dated:   September 21, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   /s/ David J. Feuerborn               Dated:   September 21,  2004
      --------------------------
          David J. Feuerborn


                                      III-3