Form 10QSB
period 2004-09-30
SCAPPLE INC
filed 2004-11-22
CIK 1252277

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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


                          355 Lantana Blvd., Suite 115
                              Camarillo, CA 93010
                    (Address of Principal Executive Offices)

                                  (805) 987-4421
                           (Issuer's telephone number)


      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 22, 2004: 100,000 shares of common stock outstanding, $0.0001 par value.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the quarter ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                                  SCAPPLE, INC.
                         (a development stage company)

                              FINANCIAL STATEMENTS



                            AS OF SEPTEMBER 30, 2004


Scapple, Inc.
(a development stage company)
Financial Statements Table of Contents




FINANCIAL STATEMENTS                                                     Page #




         Balance Sheet                                                      F-1


         Statement of Operations and Retained Deficit                   F-2/F-3


         Statement of Stockholders Equity                                   F-4


         Cash Flow Statement                                                F-5


         Notes to the Financial Statements                                  F-6


                                  SCAPPLE, INC.
                          (a development stage company)
                                  BALANCE SHEET
                 As of September 30, 2004 and December 31, 2003


                                     ASSETS

                                                             September 30,     December 31,
CURRENT ASSETS                                                   2004              2003


    Cash                                                       $     0           $     0
                                                               -------           -------




                      TOTAL ASSETS                             $     0           $     0
                                                               =======           =======

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

    Accrued expenses                                           $ 2,000           $ 1,250
                                                               -------           -------

                      TOTAL LIABILITIES                          2,000             1,250

STOCKHOLDER'S EQUITY

  Common Stock - par value $0.001;
    50,000,000 shares authorized;
    100,000 issued and outstanding                                 100               100

  Additional paid in capital                                         0                 0

  Accumulated Deficit                                           (2,100)           (1,350)
                                                               -------           -------

  Total stockholder's equity                                    (2,000)           (1,250)
                                                               -------           -------


      TOTAL LIABILITIES AND EQUITY                             $    (0)          $    (0)
                                                               =======           =======




   The accompanying notes are an integral part of these financial statements.

                                  SCAPPLE, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
      For the nine months ended September 30, 2004, the ninety seven days ending September 30, 2003
          and from inception (June 24, 2003) through September 30, 2004


                                             Nine Months    Ninety Seven     From Inception
                                                Ended          Days              Through
                                           Sep. 30, 2004   Sep. 30, 2003      Sep.  30, 2004

     REVENUE

       Sales                                 $         0    $        0      $         0
       Cost of sales                                   0             0                0
                                             ------------    ----------     ------------

     GROSS PROFIT                                      0             0                0

     GENERAL AND ADMINISTRATIVE EXPENSES             750           850            2,100
                                             ------------    ----------     ------------

     NET LOSS                                       (750)         (850)          (2,100)

     ACCUMULATED DEFICIT, BEGINNING BALANCE       (1,350)            0                0
                                              ------------   ----------     ------------

     ACCUMULATED DEFICIT, ENDING BALANCE     $    (2,100)   $     (850)     $    (2,100)
                                              ============   ==========     ============


NET EARNINGS PER SHARE

         Basic
         Net loss per share                  $      (.02)   $     (.01)

         Basic Weighted Average Number of
         Common Shares Outstanding               100,000       100,000







   The accompanying notes are an integral part of these financial statements.


                                  SCAPPLE, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
                For the three months ended September 30, 2004 and
                   the ninety seven days ending September 30, 2003


                                                 Three Months    Ninety Seven Days
                                                Sep. 30, 2004     Sep. 30, 2003
     REVENUE

       Sales                                     $         0         $       0
       Cost of sales                                       0                 0
                                                 ------------        ----------

     GROSS PROFIT                                          0                 0

     GENERAL AND ADMINISTRATIVE EXPENSES                 250               250
                                                 ------------        ----------

     NET LOSS                                    $      (250)        $    (250)
                                                 ============        ==========



   The accompanying notes are an integral part of these financial statements.


                                  SCAPPLE, INC.
                          (a development stage company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
            From inception (June 24, 2003) through September 30, 2004


                                                   COMMON         ADDITIONAL    ACCUMULATED
                                   SHARES          STOCK          PAID IN        DEFICIT          TOTAL
                                  --------        --------        --------       --------        --------
Stock issued on acceptance
Of incorporation expenses
June 24, 2003                      100,000        $    100        $      0       $      0        $    100

Net loss                                                                           (1,350)         (1,350)
                                  --------        --------        --------       --------        --------

Total at December 31, 2003         100,000        $    100        $      0         (1,350)       $ (1,250)

Net loss                                                                             (750)           (750)

                                  --------        --------        --------       --------        --------
Total at September 30, 2004        100,000        $    100        $      0       $ (2,100)       $ (2,000)
                                  ========        ========        ========       ========        ========







   The accompanying notes are an integral part of these financial statements.

                                  SCAPPLE, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
                For the nine months ended September 30, 2004, the
                   ninety seven days ending September 30, 2003
          and from inception (June 24, 2003) through September 30, 2004


                                                  Nine Months    Ninety Seven     From Inception
                                                    Ended            Days            Through
                                                Sep. 30, 2004   Sep. 30, 2003      Sep. 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
        Net income (loss)                          $  (750)       $  (600)       $(2,100)

        Increases (Decrease) in accrued exp            750            500          2,000
        Stock issued as compensation                     0            100            100
                                                   -------        -------        -------

NET CASH PROVIDED OR (USED) IN OPERATIONS                0              0              0

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                             0              0              0

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                             0              0              0

CASH RECONCILIATION

        Net increase (decrease) in cash                  0              0              0
        Beginning cash balance                           0              0              0
                                                   -------        -------        -------

CASH BALANCE AT END OF PERIOD                      $     0        $     0        $     0
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

12.  Subsequent Event:
     ----------------

Subsequent to the balance sheet date, the Company had a change in control whereby the majority shareholder has sold his shares in the Company.

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

Results of Operation
--------------------

We did not have any operating income from inception (June 24, 2003) through September 30, 2004. We recognized a net loss of $2,100. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At September 30, 2004 we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

                                        SCAPPLE, INC.



Date:   November 22, 2004               /s/ David Feuerborn
                                        --------------------------------
                                        David Feuerborn
                                        Principal Executive Officer
                                        Principal Financial Officer