Form 10KSB
period 2004-12-31
SCAPPLE INC
filed 2005-03-29
CIK 1252277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                            For the fiscal year Ended
                                December 31, 2004

                         Commission File Number 0-30311

                                  SCAPPLE INC.
             (Exact name of registrant as specified in its charter)

             New Jersey                                 98-0401805
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

                          355 Lantana Blvd., Suite 115
                    Camarillo, California 93010
               (Address of principal executive offices) (Zip Code)

                                 (805) 987-4421
              (Registrant's telephone number, including area code)

                          355 Lantana Blvd., Suite 115
                           Camarillo, California 93010
               (Address of principal executive offices) (Zip Code)

                                 (805) 987-4421
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                          if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    [X]    No   [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2004:    $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 25, 2005 was: $-0-

Number of shares of our common stock outstanding as of March 25, 2005 is:
                                    100,000


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

ITEM 2.      DESCRIPTION OF PROPERTY

We have no properties and at this time have no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

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

Results of Operation
--------------------

We did not have any operating income from inception (June 26, 2003) through December 31, 2004. From inception through December 31, 2004, we recognized a net loss of $2,925. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At December 31, 2004, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

ITEM 7. FINANCIAL STATEMENTS

                                  SCAPPLE, INC.
                          (a development stage company)

                              FINANCIAL STATEMENTS



                             AS OF DECEMBER 31, 2004


SCAPPLE, Inc.
(a development stage company)
Financial Statements Table of Contents




FINANCIAL STATEMENTS                                                    Page #



         Independent Auditors Report                                     F-1


         Balance Sheet                                                   F-2


         Statement of Operations and Retained Deficit                    F-3


         Statement of Stockholders Equity                                5-4


         Cash Flow Statement                                             F-5


         Notes to the Financial Statements                               F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To The Board of Directors
Scapple, Inc.



We have audited the accompanying balance sheet of Scapple, Inc, as of December 31, 2004 and 2003 and the related statement of operations, equity and cash flows for the twelve months ended December 31, 2004, the six months ended December 31, 2003 and from inception (June 24, 2003) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scapple, Inc. as of December 31, 2004 and 2003 and for the twelve months ended December 31, 2004, the six months ended December 31, 2003 and from inception (June 24, 2003) through December 31, 2004 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the footnotes to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Gately & Associates, LLC
Altamonte Springs, FL
February 12, 2005


                                  SCAPPLE, INC.
                          (a development stage company)
                                  BALANCE SHEET
                  As of December 31, 2004 and December 31, 2003


                                     ASSETS

                                                                  December 31,           December 31,
CURRENT ASSETS                                                        2004                   2003

        Cash                                                        $     0                $     0
                                                                    -------                -------




                      TOTAL ASSETS                                  $     0                $     0
                                                                    =======                =======

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

    Accrued expenses                                                $ 2,825                $ 1,250
                                                                    -------                -------

                      TOTAL LIABILITIES                               2,825                  1,250

STOCKHOLDER'S EQUITY

  Common Stock - par value $0.001;
    50,000,000 shares authorized;
    100,000 issued and outstanding                                      100                    100

  Additional paid in capital                                              0                      0

  Accumulated Deficit                                                (2,925)                (1,350)
                                                                    -------                -------

  Total stockholder's equity                                         (2,825)                (1,350)
                                                                    -------                -------


      TOTAL LIABILITIES AND EQUITY                                  $    (0)               $    (0)
                                                                    =======                =======




   The accompanying notes are an integral part of these financial statements.


                                  SCAPPLE, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
                 For the twelve months ended December 31, 2004,
                     from inception (June 24, 2003) through
             December 31, 2003, and from inception (June 24, 2003)
                           through December 31, 2004

                                                Twelve Months      Six Months     From Inception
                                                   Ended             Ended           Through
                                                Dec. 31, 2004    Dec. 31, 2003    Dec.  31, 2004
                                                  ---------        ---------        ---------
     REVENUE

       Sales                                      $       0        $       0        $       0
       Cost of sales                                      0                0                0
                                                  ---------        ---------        ---------

     GROSS PROFIT                                         0                0                0

     GENERAL AND ADMINISTRATIVE EXPENSES              1,575            1,350            2,925
                                                  ---------        ---------        ---------

     NET LOSS                                        (1,575)          (1,350)          (2,925)

     ACCUMULATED DEFICIT, BEGINNING BALANCE          (1,350)               0                0
                                                  ---------        ---------        ---------

     ACCUMULATED DEFICIT, ENDING BALANCE          $  (2,925)       $  (1,350)       $  (2,925)
                                                  =========        =========        =========


NET EARNINGS PER SHARE

         Basic
         Net loss per share                       $    (.02)       $    (.01)

         Basic Weighted Average Number of
         Common Shares Outstanding                  100,000          100,000




   The accompanying notes are an integral part of these financial statements.


                                  SCAPPLE, INC.
                          (a development stage company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
            From inception (June 24, 2003) through December 31, 2004


                                          COMMON   ADDITIONAL  ACCUMULATED
                               SHARES     STOCK     PAID IN     DEFICIT         TOTAL
                             ---------  ---------  ----------  -----------    ----------
Stock issued on acceptance
Of incorporation expenses
June 24, 2003                 100,000   $    100    $      0    $       0   $      100

Net loss                                                           (1,350)      (1,350)
                             ---------  ---------  ----------  -----------   ----------

Total at December 31, 2003    100,000   $    100    $      0       (1,350)  $   (1,250)

Net loss                                                           (1,575)      (1,575)

                             ---------  ---------  ----------  -----------   ----------
Total at December 31, 2004    100,000   $    100    $      0    $  (2,925)  $   (2,825)
                             =========  =========  ==========  ===========   ==========







   The accompanying notes are an integral part of these financial statements.


                                  SCAPPLE, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
                 For the twelve months ended December 31, 2004,
           from inception (June 24, 2003) through December 31, 2003,
          and from inception (June 24, 2003) through December 31, 2004


                                            Twelve Months   Six Months      From Inception
                                                Ended          Ended            Through
                                           Dec. 31, 2004  Dec. 31, 2003     Dec. 31, 2004
                                           -------------  -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES

        Net income (loss)                      $(1,575)      $  (600)         $   (2,925)

        Increases (Decrease) in accrued exp.     1,575           500               2,825
        Stock issued as compensation                 0           100                 100
                                               --------      --------         ----------

NET CASH PROVIDED OR (USED) IN OPERATIONS            0             0                   0

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                         0             0                   0

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                         0             0                   0

CASH RECONCILIATION

        Net increase (decrease) in cash              0             0                   0
        Beginning cash balance                       0             0                   0
                                               --------      --------         ----------

CASH BALANCE AT END OF PERIOD                  $     0       $     0          $        0
                                                ========     ========         ==========













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

11.  Income Tax:
     ----------

The Company had a net operating loss carry-forward of $2,925 which will expire for tax purposes as a tax benefit during the year of 2023 in the amount of $1,350 and 2024 in the amount of $1,575. The carry-forward has been fully reserved for in an allowance account and therefore does not appear on the Balance Sheet as an asset.

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) for the period ending December 31, 2004(the "Evaluation Date"). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

To date, we have not filed Form 5's for our fiscal year ended December 31, 2004.

CODE OF ETHICS

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

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

EXHIBIT   INDEX

     3.1  Articles of Incorporation (1)

     3.2  By-laws (1)

    14.1  Code of Ethics

    31.1  302 Certification of Certifying Officer

    32.1  906 Certification of Certifying Officer

(1)  Filed with the original filing on July 10, 2003 (SEC File No. 000-50337)

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2004, we were billed approximately $? and $? for professional services rendered for the audit of our financial statements, respectively. We also were billed approximately $? and $? for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2004, respectively.

Tax Fees

For the Company's fiscal year ended December 31, 2003, we were billed approximately $ ? and $?, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2004.

                                      III-3

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



Dated:   March 22, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   /s/ David J. Feuerborn               Dated:   March 22, 2005
      --------------------------
          David J. Feuerborn


                                      III-4