Form 10QSB
period 2005-03-31
SCAPPLE INC
filed 2005-05-20
CIK 1252277

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-50337

SCAPPLE INC.

(Exact name of small business issuer as specified in its charter)

New Jersey	98-0401805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

355 Lantana Blvd., Suite 115

Camarillo, CA 93010

(Address of Principal Executive Offices)

(805) 987-4421

(Issuer’s telephone number)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.    Yes [ X]           No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☒            No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 19, 2005: 100,000 shares of common stock outstanding, $0.0001 par value.

.

SCAPPLE, INC.

FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition

Item 3.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

SCAPPLE, INC.

FINANCIAL STATEMENTS

AS OF MARCH 31, 2005

SCAPPLE, Inc.

Financial Statements	Table of Contents

FINANCIAL STATEMENTS	Page #

Balance Sheet	F-1

Statement of Operations and Retained Deficit	F-2

Statement of Stockholders Equity	F-3

Cash Flow Statement	F-4

Notes to the Financial Statements	F-5

SCAPPLE, INC.

BALANCE SHEET

As of March 31, 2005 and December 31, 2004

ASSETS

CURRENT ASSETS	March 31, 2005	December 31, 2004
Cash	$0	$0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accrued expenses	$3,175	$2,825

TOTAL LIABILITIES	3,175	2,825

STOCKHOLDERS’ EQUITY

Common Stock - par value $0.001;
50,000,000 shares authorized;
100,000 issued and outstanding	100	100

Additional paid in capital	0	0

Preferred Stock - Par value $0.001;
1,000,000 shares authorized;
none issued and outstanding	0	0

Accumulated Deficit	(3,275)	(2,925)

Total stockholders’ equity	(3,175)	(2,825)

TOTAL LIABILITIES AND EQUITY	$0	$0

The accompanying notes are an integral part of these financial statements.

SCAPPLE, INC.

STATEMENT OF OPERATIONS

For the three months ended March 31, 2005 and 2004, and

from inception (June 24, 2003) through March 31, 2005

	Three Months	Three Months	From Inception
	Mar. 31, 2005	Mar. 31, 2004	To Mar. 31, 2005
REVENUE

Sales	$0	$0	$0
Cost of sales	0	0	0

GROSS PROFIT	0	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	350	250	3,275

NET LOSS	(350)	(250)	(3,275)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(2,925)	(1,350)	0

ACCUMULATED DEFICIT, ENDING BALANCE	$(3,275)	$(1,600)	$(3,275)

NET EARNINGS PER SHARE

Basic Earnings Per Share
Net loss per share	(Less than .01)	(Less than .01)

Weighted Average
Number of Common Shares Outstanding	100,000	100,000

The accompanying notes are an integral part of these financial statements.

SCAPPLE, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

From inception (June 24, 2003) through March 31, 2005

	SHARES	COMMON STOCK AND APIC	ADDITIONAL PAID IN	ACCUMULATED DEFICIT	TOTAL
Stock issued on acceptance Of incorporation expenses June 24, 2003	100,000	$100	$0	$0	$100

Net loss				$(1,350)	(1,350)

Total at December 31, 2003	100,000	100	0	(1,350)	(950)

Net loss				(1,575)	(1,575)

Total at December 31, 2004	100,000	100	0	(2,925)	(2,825)

Net loss				(350)	(350)

Total at March 31, 2005	100,000	$100	$0	$(3,275)	$(3,175)

The accompanying notes are an integral part of these financial statements.

SCAPPLE, INC.

STATEMENT OF CASH FLOWS

For the three months ended March 31, 2005 and 2004 and

from inception (June 24, 2003) through March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES	Mar. 31, 2005	Mar. 31, 2004	From Inception

Net income (loss)	$(350)	$(250)	$(3,275)
Stock issued on incorporation expenses	0	0	100
Increases (Decrease) in accrued expenses	350	250	1,500

NET CASH PROVIDED OR (USED) IN OPERATIONS	0	0	0

CASH FLOWS FROM INVESTING ACTIVITIES

None	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES

None

CASH RECONCILIATION

Net increase (decrease) in cash	0	0	0
Beginning cash balance	0	0	0

CASH BALANCE AT END OF PERIOD	0	0	0

The accompanying notes are an integral part of these financial statements.

SCAPPLE, INC.

NOTES TO FINANCIAL STATEMENTS

1. Summary of significant accounting policies:

Industry - SCAPPLE, Inc. (the Company), a Company incorporated in the state of Delaware as of June 24, 2003, plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock- for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

Results of Operations and Ongoing Entity - The Company is considered to be an ongoing entity. The Company’s shareholders fund any shortfalls in The Company’s cash flow on a day to day basis during the time period that The Company is in the development stage.

Liquidity and Capital Resources - In addition to the stockholder funding capital shortfalls; The Company anticipates interested investors that intend to fund the Company’s growth once a business is located.

Cash and Cash Equivalents - The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting - The Company’s financial statements are prepared in accordance with generally accepted accounting principles.

Income Taxes - The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, The Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

SCAPPLE, INC.

NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments - The Company’s financial instruments may include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to The Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

Concentrations of Credit Risk - Financial instruments which potentially expose

The Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company’s policy is to place its operating demand deposit accounts with high credit quality financial institutions. At this time The Company has no deposits that are at risk.

2. Related Party Transactions and Going Concern:

The Company’s financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At this time The Company has not identified the business that it wishes to engage in.

The Company’s shareholders fund The Company’s activities while The Company takes steps to locate and negotiate with a business entity for combination; however, there can be no assurance these activities will be successful.

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

SCAPPLE, INC.

NOTES TO FINANCIAL STATEMENTS

6. Accrued Expenses:

Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

7. Operating Lease Agreements:

The Company has no agreements at this time.

8. Stockholder’s Equity:

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

10. Earnings Per Share:

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB)under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

11.	Income Tax:

The Company had a net operating loss carry-forward of $3,275 which will expire for tax purposes as a tax benefit during the year of 2024-2025. The carry-forward has been fully reserved for in an allowance account and therefore does not appear on the Balance Sheet as an asset.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

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

Results of Operation

We did not have any operating income from inception (June 24, 2003) through March 31, 2005. For the quarter ended March 31, 2005, we recognized a net loss of $350 as compared with $250 for the prior year's quarter. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At March 31, 2005 we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Websites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

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

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the "reasonable assurance" level. Under the supervision and with the participation of management, as of March 31, 2005, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b)	Changes in internal controls.

Our Certifying Officer has indicated that there were no changes in our internal controls or other factors that could affect such controls during the quarter ending March 31, 2005, and there were no such control actions taken with regard to deficiencies and material weaknesses during the quarterly period ending March 31, 2005.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any pending legal proceedings and no such action by, or to the best of our knowledge, against us has been threatened.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2005, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SCAPPLE, INC.
Registrant

Date: May 19, 2005	By: /s/ David Feuerborn
David Feuerborn

Principal Executive Officer

Principal Financial Officer